Form 10-Q
period 1996-05-31
RANCON DEVELOPMENT FUND VI L P
filed 1996-07-15
CIK 803336

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended May 31, 1996

                                          OR

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                            Commission file number 0-16644

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP
                (Exact name of registrant as specified in its charter)



                    California                              33-0154010
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                  Identification)


       400 South El Camino Real, Suite 1100
              San Mateo, California                            94402
              (Address of principal                         (Zip Code)
                executive offices)

                                   (415) 343-9300
                 (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                     May 31,    November 30,
          Assets                                      1996          1995

          Cash and cash equivalents (including
            time deposits of $2 and $700 in
            1996 and 1995, respectively)           $    106       $    821
          Pledged cash                                  ---              2
          Land held pending disposal                  6,278          7,830
          School Credits on deposit                   1,350            ---
          Less reserve for School Credits            (1,350)           ---
          Note receivable, net                          246            ---
          Minority interest                             ---            ---
          Other assets                                  335            100
                                                   --------       --------
               Total assets                        $  6,965       $  8,753
                                                   ========       ========
          Liabilities and Partners' Deficit

          Liabilities:
            Accounts payable and other
             liabilities                           $    178       $    211
            Property taxes payable                    3,243          3,011
            Interest payable                          1,928          1,695
            Notes payable                            10,302         12,934
                                                   --------       --------
               Total liabilities                     15,651         17,851
                                                   --------       --------
          Partners' deficit:
            General partners                         (8,686)        (9,098)
            Limited partners (97,362 and
             116,171 limited partnership
             units outstanding in 1996 and
             1995, respectively)                        ---            ---
                                                   --------       --------
               Total partners' deficit               (8,686)        (9,098)
                                                   --------       --------
               Total liabilities and partners'
                equity                             $  6,965       $  8,753
                                                   ========       ========





                   See accompanying notes to financial statements.

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                          Six months ended   Three months ended
                                               May 31,             May 31,
                                           1996       1995     1996       1995

    Operating Costs and Expenses:
      Property taxes                     $  574      $  749   $  274    $  311
      Interest expense                      387         433      171       205
      Writedown of property to estimated
        net realizable value                ---       8,765      ---     8,765
      Administrative (including $65
        to Sponsor in 1995)                 429         587      224       217
        Less Receivable from Sponsor        ---        (314)     ---       ---
                                          -----       -----    -----     -----
          Administrative, net               429         273      224       217

      Other operating expenses                8          24        4        14
                                         ------      ------   ------    ------
          Total operating costs and
           expenses                       1,398      10,244      673     9,512
                                         ------      ------   ------    ------
    Other Income:
      Interest income                         5          31      ---        16
      Miscellaneous income                    4         ---      ---       ---
                                         ------      ------   ------    ------
           Total other income                 9          31      ---        16
                                         ------      ------   ------    ------
          Loss before minority interest
            and extraordinary item       (1,389)    (10,213)    (673)   (9,496)

    Minority interest loss                  ---         ---      ---       ---
                                         ------      ------   ------    ------
    Loss before extraordinary item       (1,389)    (10,213)    (673)   (9,496)

    Extraordinary item:
      Gain on foreclosures                1,801         ---    1,229       ---
                                         ------      ------   ------    ------
    Net income (loss)                   $   412    $(10,213) $   556   $(9,496)
                                         ======      ======   ======    ======











                                    - continued -

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Operations - continued
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                          Six months ended   Three months ended
                                               May 31,             May 31,
                                           1996       1995     1996       1995

    Net Loss Per Limited
     Partnership Unit                   $   ---    $ (80.54) $   ---  $ (74.89)
                                         ======     =======   ======   =======
    Weighted average number of
     limited partnership units
     outstanding during the
     period used to compute earnings
     per limited partnership unit        98,805     125,536  100,249   125,536
                                         ======     =======  =======   =======





































                   See accompanying notes to financial statements.

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Statements of Partners' Deficit
                    For the six months ended May 31, 1996 and 1995
                                    (in thousands)
                                     (Unaudited)


                                           General     Limited
                                           Partners   Partners      Total


          Balance at November 30, 1994    $  (991)  $ 16,784     $ 15,793

          Net loss                           (102)   (10,111)     (10,213)
                                           -------    -------      -------
          Balance at May 31, 1995         $(1,093)  $  6,673     $  5,580
                                           =======    =======      =======



          Balance at November 30, 1995    $(9,098)   $    ---     $(9,098)

          Net income                          412         ---         412
                                           -------    -------      -------
          Balance at May 31, 1996         $(8,686)   $    ---     $(8,686)
                                           =======    =======      =======





























                   See accompanying notes to financial statements.

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)

                                                           Six months ended
                                                              May 31,
                                                         1996          1995

          CASH FLOW FROM OPERATING ACTIVITIES:
          Net income (loss)                           $   412     $(10,213)
          Adjustment to reconcile net income (loss)
           to net cash used for operating activities:
               Depreciation and amortization              ---            9
               Writedown of property to estimated
                 net realizable value                     ---        8,765
               Gain on foreclosure                     (1,801)         ---
               Changes in assets and liabilities:
                 Decrease (increase) in other assets     (272)          14
                 Increase in property tax payable         590          405
                 Increase in interest payable             365          260
                 Decrease in accounts payable and
                   other liabilities                      (33)         (65)
                 Deferred interest payable                 22           67
                                                       ------       ------
          Net cash used for operating activities         (717)        (758)

          CASH FLOW FROM INVESTING ACTIVITIES:
             Community Facilities District
              reimbursement                               ---            6
             Finance fees paid                            ---           (8)
             Real estate acquisition and
              development costs                           ---          (12)
             Pledged cash                                   2          200
                                                       ------       ------
          Net cash provided by investing activities         2          186

          CASH FLOW FROM FINANCING ACTIVITIES:
             Payments on notes payable                    ---          (10)
                                                       ------       ------
          Net cash used for financing
           activities                                     ---          (10)
                                                       ------       ------
          Net decrease in cash and cash
           equivalents                                   (715)        (582)

          Cash and cash equivalents at
           beginning of year                              821        2,055
                                                       ------      -------
          Cash and cash equivalents at
           end of period                              $   106      $ 1,473
                                                       ======      =======
                                    -continued-

                   See accompanying notes to financial statements

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

          Consolidated Statements of Cash Flows (in thousands) - continued
                                     (Unaudited)

                                                           Six months ended
                                                               May 31,
                                                         1996          1995

          Supplemental disclosure of cash flow information:
             Cash paid for interest                   $   ---      $   157
                                                       ======       ======
          Supplemental disclosure of non cash transactions:
             Foreclosure:
                Land foreclosure                      $(1,252)     $   ---
                Debt forgiveness                        2,654          ---
                Net other assets surrendered              399          ---
                                                       ------       ------
             Gain on foreclosure                      $ 1,801      $   ---
                                                       ======       ======

             Settlement of adversary proceeding:
                Land relinquished                     $  (300)     $   ---
                Note receivable received                  246          ---
                Other liabilities relieved                 54          ---
                                                       ------       ------
             Gain on settlement of adversary
                proceeding                            $   ---      $   ---
                                                       ======       ======


















                     See accompanying notes to financial statements.

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          Note 1.     THE  PARTNERSHIP  AND   ITS  SIGNIFICANT   ACCOUNTING
          POLICIES

          Rancon Development Fund VI, a California Limited Partnership (the Partnership), was organized in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of acquiring, developing and selling real property. The Partnership was formed with the initial capital contribution of $1,000 from Rancon Development Partners VI, L.P. (the General Partner), and $2,000 from the initial limited partner, Daniel L. Stephenson
          (DLS), who indirectly owns and controls the General Partner. The General Partner and its affiliates are hereinafter referred to as the Sponsor, as defined in the Partnership Agreement.

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Partnership as of May 31, 1996 and for the period then ended.

          The Southern California regional economies in general, and the real estate industry in particular, are considered to be in a recessionary cycle. A majority of the Partnership's assets are located within the Inland Empire submarket of the Southern California region. The development, operation or sale of the Partnership's real estate assets continue to be affected by the economic weakness of the real estate industry in Southern California.

          Allocations of profits and losses, distributions of cash from operations and distributions of cash other than cash from operations are made pursuant to the terms of the Partnership's Seventh Amended and Restated Agreement of Limited Partnership (the Partnership Agreement) which generally provides allocations and distributions of 99% to the limited partners and 1% to the Sponsor ("General Partner") except for certain preferential returns with respect to cash other than cash from operations and related gain allocations. The net income for the six months ended May 31, 1996 was allocated entirely to the General Partner since the General Partner's deficit in its capital account exceeded the current net income.

          General Partners and Management Matters - Effective January 1, 1994 the Partnership had contracted with Rancon Financial Corporation (RFC) to perform, on the Partnership's behalf, financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services. These services were provided by RFC subject

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          to the provisions of the Partnership Agreement. Prior to January 1, 1994 the Partnership had contracted with Partnership Asset Management Company, a California corporation, to perform the same services. Effective January 1, 1994, RFC entered into an agreement with the owner of Partnership Asset Management Company to purchase all of its outstanding shares of stock. Partnership Asset Management Company was not considered to be an affiliate of the Partnership or RFC, at the time of the purchase.

          In December 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, which ever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset and partnership administration fee of $624,000 per year, which is fixed for five years, subject to reduction in the year following the sale of assets; (ii) sales fees of 4% for land and (iii) a refinancing fee of 1%. In fiscal year 1996 the asset administration fee has been decreased to $613,000.

          As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

          As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions effective February 28, 1995, March 31, 1995 and July 1, 1995.

          The following is a summary of the Partnership's significant accounting policies:

          Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

          New Accounting Pronouncements - March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". SFAS 121 requires that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred. The Partnership adopted SFAS 121 in the fourth quarter of fiscal 1995. The effect of the early adoption of SFAS 121 was shown as a cumulative effect of a change in accounting principle in the consolidated statement of operations at November 30, 1995.

          Basis of Presentation - These accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses for the year ended November 30, 1995 and the six months ended May 31, 1996. Cash flow projections for the year ended November 30, 1996 indicate a cash flow deficiency, which raise substantial doubt about the Partnership's ability to continue as a going concern (see Note 7). The consolidated financial statements do not include any adjustments, except as noted below, to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

          Because of the Partnership's cash flow position and defaults on certain loans, the Partnership has determined it will not develop any of the properties and will not pursue build-to-suits, but will continue to hold the properties pending their disposition. The Partnership obtained appraisals in 1995 that give a fair market sales value as opposed to a development value. Accordingly, the Partnership determined that it was appropriate to adopt SFAS 121, as described above, as of November 30, 1995.

          Principles of Consolidation and Minority Interest - The consolidated financial statements at May 31, 1996 include the accounts of the Partnership, Six Otay Mesa L.P. (SOMLP) and Six Stoneridge L.P. (SSRLP). At November 30, 1995, the consolidated financial statements also included RC Inland Development Limited Partnership (RDICLP). All significant intercompany balances and transactions have been eliminated.

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          RCIDLP

          RCIDLP was a California limited partnership formed between the Partnership and RC Pacific Realty, Inc. (RCPRI), as general partner, to develop, improve, subdivide and sell 279 single family homes in three different developments located in Southern California. The Partnership had a controlling equity interest of 99 percent in RCIDLP and, accordingly, had included the accounts of RCIDLP in these consolidated financial statements prior to
          November 30, 1995. RCPRI held the remaining 1% minority interest. RCPRI is a corporation whose sole shareholder is DLS, who indirectly owns and controls the General Partner. With the sales of two homes at The Promenade at La Costa and Vista Sierra during fiscal 1994, all real estate sales activity has been concluded on RCIDLP. Effective November 30, 1995, the remaining liabilities of RCIDLP associated with home warranties were transferred to the Partnership and RCIDLP was dissolved.

          SOMLP and SSRLP

          On August 28, 1992, the Partnership formed two separate partnerships to provide more flexibility in discussions with potential joint venture partners who had expressed an interest in investing with the Partnership on a project-specific basis. Accordingly, the Partnership formed SOMLP and SSRLP to hold the Otay Mesa property and the StoneRidge I and StoneRidge II properties, respectively (see Note 3). The Partnership is the limited partner of both SOMLP and SSRLP, having a controlling equity interest of 99% and accordingly has included the accounts of SOMLP and SSRLP in these consolidated financial statements. Property Six Management Corporation (PSMC), which is wholly-owned by the General Partner, owns the remaining 1% of SOMLP and SSRLP, respectively. This change is a change in structure only and the Partnership's ownership interests in SOMLP and SSRLP remain virtually identical to its interests in the respective properties prior to the formation of the new partnerships.

          Under the StoneRidge I acquisition agreements, SSRLP was to pay approximately $3,925,000 towards the purchase of the StoneRidge I property in December, 1992 (see Note 3). Despite efforts to negotiate a modification of the agreements, obtain loans, joint venture partners, or other vehicles to meet or modify the cash payment requirements, no viable solution was reached. Therefore, on December 10, 1992, SSRLP filed for Chapter 11 reorganization protection in federal bankruptcy court.

          On February 19, 1993, an adversary complaint was filed with the bankruptcy court against SSRLP to determine the nature and extent

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          of SSRLP's interest in StoneRidge I and the debt associated with such property (the "Adversary Proceeding"). On November 8, 1995, the U.S. Trustee issued an Order of Dismissal on SSRLP's bankruptcy case, however, the Bankruptcy Court retained jurisdiction over the Adversary Proceeding. The parties to the Adversary Proceeding have reached a settlement agreement which provided that SSRLP: (a) eliminate its note payable in the amount of $8,425,000 which was recorded on the Partnership's books as of November 30, 1992 as amounts owed on 600 acres, which SSRLP took the position that it held equitable title in these acres before the Adversary Proceeding and (b) convey its fee ownership in approximately 47 acres of "out parcels" located within or adjacent to the property that will be retained by the plaintiff in the Adversary Proceeding. In return, the plaintiff in the Adversary Proceeding signed a $546,000 note in favor of SSRLP secured by land in StoneRidge I. The terms of the note require no accrual or payment of interest, a ten year term and an allowance for a discounted payoff of $246,000 in the first year and at increased increments of $30,000 in each subsequent year through the ten year term. As part of the agreement, the $1,350,000 deposited with the Nuview School District by the Partnership as a prepayment of property tax assessments will remain as the Partnership's "School Credits". In order for the specified properties to be developed, the owner must first buy the "School Credits" from the Partnership. These "School Credits" are not applicable to the development of other properties within the school district. This agreement remains in force until all the credits are purchased from the Partnership. There can be no assurance that the properties will ever be developed so the credits may never have value. As such, these credits were fully reserved in fiscal 1994 due to the uncertainty of their collection.

          Based on the terms of the settlement agreement, an adjustment was made to the Partnership's financial statements in the amount of $2,724,000 to fully remove the StoneRidge I property and leave only the discounted value of the proposed note to be held in favor of the Partnership as of November 30, 1995. At November 30, 1994, a similar adjustment in the amount of $711,000 was recorded, based on the then agreed upon settlement.

          Cash and Cash Equivalents - The Partnership considers all certificates of deposit and investments in money market funds with original maturities of less than ninety days to be cash equivalents.

          Land Held Pending Disposal - Land held pending disposal is stated at the lower of carrying amount or estimated fair value as of

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          November 30, 1995 and May 31, 1996. In light of the Partnership's decline in financial stability and pending sale or loss in negotiated foreclosure of the majority of its properties, management determined it was most appropriate to adopt SFAS 121 early. Prior to November 30, 1995, property was stated at the lower of cost or estimated net realizable value. Estimated fair value for financial reporting purposes was computed using estimated sales price, less estimated disposal costs, based upon market values for comparable properties. The Partnership had revalued its assets based upon independent appraisals obtained in 1995. Appraisals are estimates of fair value based upon assumptions about the property and the market in which it is located. Due to uncertainties inherent in the appraisal process, these valuations do not purport to be the price at which a sale transaction involving these properties can or will take place.

          Common costs are allocated among the various projects based upon the relative sales value. Property taxes and interest related to property constructed by the Partnership were capitalized during periods of construction.

          Deferred Costs - Included in other assets at November 30, 1995 were deferred loan fees of $64,000 which were being amortized over the life of the related loan on a straight-line basis. Amortization expense which is included in interest expense was $9,000 for the six months ended May 31, 1995. In the first quarter of fiscal 1996, the balance of the deferred loan fees were written off when the land securing the loan was foreclosed (see Note 3).

          Net Income  (Loss)  Per Limited  Partnership  Unit -  Net  income
          (loss) per limited partnership unit was calculated using the weighted average number of limited partnership units outstanding during each period and the limited partners' share of the net income (loss).

          Income Taxes - No provision for income taxes is included in the accompanying consolidated financial statements, as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns. Net income (loss) and partners' equity (deficit) for financial reporting purposes differ from the Partnership income tax return due to different accounting methods used for certain items for financial reporting purposes than for income tax purposes, principally the capitalization of carrying costs associated with development and the writedown of property to its estimated net realizable value or fair value.

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          Reclassifications   -  Certain  amounts  in  the  1995  financial
          statements have been reclassified to conform to the current period presentation.

          Note 2.     WORKING CAPITAL RESERVES

          The Partnership is required to maintain working capital reserves, as defined by the Partnership Agreement, equal to at least 3% of the gross offering proceeds. Such requirements amounted to $3,766,000 at May 31, 1996 and November 30, 1995. At May 31,
          1996 and November 30, 1995, the Partnership held working capital reserves of $106,000 and $821,000, respectively (see Note 7).

          Note 3.     LAND HELD PENDING DISPOSAL

          Land held pending disposal is comprised of the following as of:

                                                  May 31,     November 30,
                                                   1996           1995
          Rancon Business Center               $   283,000   $   525,000
          Rancon Center Otay Mesa                2,680,000     2,680,000
          StoneRidge I                                 ---       300,000
          StoneRidge II                          1,480,000     1,480,000
          Menifee Ranch                          1,835,000     1,835,000
          Deer Springs Estates                         ---     1,010,000
                                                ----------    ----------
             Total land held pending disposal  $ 6,278,000   $ 7,830,000
                                                ==========    ==========

          Substantially all of the Partnership's property has been pledged as security for notes payable (see Note 4).

          Rancon Business Center

          Rancon Business Center (RBC), in Riverside County, is a 593 gross-acre multi-phase commercial and industrial development. RBC was being developed into high industrial, office and retail facilities in accordance with a development plan approved by the County of Riverside. Because of its size, the development plan divides RBC into four areas (see below), which were being developed sequentially over several years.

          The County of Riverside has formed a Community Facilities District (CFD) that encompasses RBC which allows the Partnership to be reimbursed for certain development expenditures and provides for future infrastructure improvements to be funded directly by the issuance of $18,000,000 in bonds. The CFD for RBC offered its first series of bonds prior to November 30, 1991.

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          As  of  May 31,  1996, the  Partnership  has been  reimbursed for
          development   expenditures   already  paid   in  the   amount  of
          approximately $5,681,000.

          Phase 1 of Area I consists of 45 lots on approximately 57 net acres. Land development, which included grading and the installation of roadways, utilities, storm drainage and associated improvements, has been completed, as well as the construction of three light industrial buildings totaling approximately 54,000 square feet on three separate lots. In fiscal 1993, the Partnership closed escrow on the transfer of 19 lots totaling approximately 19 net acres to William Pascoe (Pascoe) (see Pascoe Transaction below and Note 5). As of November 30, 1993, the Partnership had closed escrow on the sale of 39 lots as well as the three light industrial buildings. No sales have taken place on this phase of Area I since fiscal 1993. As a result of the previous transactions described, as of May 31, 1996, the Partnership holds title to approximately 2.8 acres in Phase 1 of Area I.

          Phase 2 of Area I consists of 8 undeveloped lots on approximately
          6.4 net acres. Pre-development work has been completed. As of May 31, 1996, the Partnership retains title to approximately 6.4 net acres in Phase 2 of Area I.

          Area II consists of 11 lots on approximately 15-net acres and is planned to accommodate low and mid-rise office buildings and high quality commercial projects. Site grading has been completed. In fiscal 1993, the Partnership closed escrow on the transfer of 3 lots to Pascoe (see Pascoe Transaction below). As of November 30, 1992, the Partnership closed escrow on the sale of one .9 acre lot. In January 1996, five parcels owned in Area II were foreclosed. Debt totaling $800,000 was extinguished in exchange for the net book value and accrued property taxes of $228,000. This resulted in gain on this foreclosure of $572,000. As a result of the previous transactions, as of May 31, 1996, the Partnership holds title to two lots in Area II.

          Area III consists of approximately 98-net undeveloped acres divided into 4 lots.

          Area IV consists of approximately 413 gross undeveloped acres. The Partnership has been successful in rezoning the 413 gross acres from an agricultural zoning to light industrial zoning and dividing them into 13 lots. In fiscal 1993, the Partnership closed escrow on 5.25 net acres for a total sales price of approximately $228,000 and realized a net gain of $45,000, and on the sale of approximately 324 acres for a total sales price of

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          approximately $5,125,000 and realized a net loss of $28,000. As a condition precedent to the sale of 324 gross acres, the Partnership agreed to pay a portion of future CFD assessments allocated to Area IV which amounted to approximately $125,000 for the 1994/1995 tax year. As a result of previous transactions, as of May 31, 1996, the Partnership continues to hold title to approximately 84 net acres in Area IV.

          Pascoe Transaction

          On December 7, 1992, RBC closed escrow on the sale of 19 lots totaling approximately 19 net acres in Phase 1 of Area I and 3 lots totaling approximately 5 net acres in Area II of RBC to William Pascoe ("Pascoe") for a total sales price of approximately $4,255,000.

          Rancon Center Otay Mesa

          Otay Mesa, in San Diego County, is the site of Rancon Center Otay Mesa, an industrial/commercial project consisting of approximately 202 acres of undeveloped land currently in the planning stages, owned by the Partnership through SOMLP. In September, 1993, the County of San Diego preliminarily designated approximately 53 acres of the property as impacted by environmental, biological and historical conditions, rendering the 53 acres unusable to the Partnership. Thus, according to the terms of the note payable secured by Rancon Center Otay Mesa, the note was reduced on the Partnership's books by approximately $3,345,000 and the property was reduced to 202 net acres.

          StoneRidge I

          Perris Valley, in Riverside County, is the site of the 645-acre StoneRidge I project. The Partnership previously obtained entitlements to build more than 2,200 residential units and several neighborhood commercial sites on the project. Following the execution of the proposed settlement agreement (as previously discussed in Note 1), SSRLP no longer holds title to any property in StoneRidge I. Based on the terms of the settlement agreement, an adjustment was made in 1995 to the Partnership's financial statements in the amount of $2,724,000 to fully remove the StoneRidge I property and leave only the discounted value of the note held in favor of the Partnership as of May 31, 1996. At November 30, 1994 a similar adjustment in the amount of $711,000 was recorded based on the then agreed upon settlement.

          StoneRidge II

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          Perris Valley, in Riverside County, is the site of the 243-acre StoneRidge II project. The project was in the approval process for entitlements to build more than 800 residential units and several neighborhood commercial sites. The Partnership, through SSRLP, holds title to the entire 243 acres of the project, but the General Partner is exploring a suitable work-out agreement with the holders of the note securing this property (see Notes 1 and 4).

          Menifee Ranch

          Menifee Valley, in Riverside County, is the site of Menifee Ranch. As of May 31, 1996, the Partnership holds title to approximately 185 acres in the project which are encumbered by a $2,500,000 note payable (see Note 4).

          Under the recorded option agreement on the remaining 904 acres of the project, the Partnership had a contractual obligation to pay $1,230,000 on September 12, 1992 to extend the right of the Partnership to buy-down additional acreage in future periods. The General Partner determined that it was not in the best interest of the Partnership to continue paying the annual extension right fee and after extensive discussions with the option holders to restructure payments due under the option, the Partnership filed a quitclaim to the option agreement on September 13, 1993, relinquishing all rights to the remaining property. A writedown of the basis of the Menifee project in fiscal 1992 resulted from the termination of the options.

          The Partnership had also purchased approximately 154 acres in the Menifee project which was encumbered by three notes payable totalling approximately $9,850,000 with accrued interest of approximately $1,038,000 at November 30, 1992. After efforts to renegotiate and/or restructure its debt were unsuccessful, the General Partner determined that it was in the best interest of the Partnership to cease payments on the three notes payable and deeded back 112 acres to the trust deed holders in lieu of foreclosure and surrendered 42 acres in foreclosure. As a result, a reduction of approximately $3,404,000 in property was recorded and the Partnership recognized approximately $7,484,000 in gain on extinguishment of debt which was reflected as an extraordinary item on the statement of operations for the year ended November 30, 1992.

          Deer Springs Estates

          San Marcos,  in San  Diego County,  is the  site of  Deer Springs
          Estates,   a  large   custom   home  lot-project   consisting  of

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          approximately 253 acres of land which were encumbered by two notes payable totaling $1,854,000 as of May 31, 1996 (see Note
          4). The County of San Diego had been evaluating this property, among others, as the possible site of a future landfill but has decided not to build an additional landfill site.

          This property divided in two parcels, with each foreclosed in two
          different  foreclosure sales  in  April,  1996.   Based  on  book
          values, this resulted in a gain on foreclosures of $1,229,000.

          Provision for Impairment of Investments in Real Estate

          Because of the Partnership's cash flow position and defaults on certain loans, the Partnership has determined it will not develop any of the properties and will not pursue build-to-suits, but will continue to hold the properties pending their disposition.

          In 1995, the Partnership obtained independent appraisals on the majority of its properties that represent a fair market sales value as opposed to a development value. Appraisals are estimates of fair value based upon assumptions about the property and the market in which it is located. Due to uncertainties inherent in the appraisal process, these valuations do not purport to be the price at which a sale transaction involving these properties can or will take place. Based on these appraisals and other factors, writedowns of the book values of the Partnership's properties were recorded as of November 30, 1995 to reflect the Partnership's properties at their appraised or fair value. Such writedowns are a result of the Partnership's early adoption of SFAS 121 (see Note 1). The effect of the early adoption of SFAS 121 was shown as a cumulative effect of a change in accounting principle in the November 30, 1995 consolidated statement of operations. Management previously recorded valuation allowances of $8,765,000 for the majority of its properties, and reported a net loss of $10,213,000, for the quarter ended May 31, 1995. Had SFAS 121 been adopted in the second quarter of fiscal 1995, valuation reserves of $18,939,000 and net loss of $20,387,000 would have been reported.

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          Such writedowns and the aggregate writedowns of the book value of
          the  Partnership's  properties   to  their   fair  values   since
          acquisition are as follows:

Aggregate

Writedowns
                                  Writedowns     Writedowns     Writedowns
From Acqui-
                                   Recorded       Recorded       Recorded
sition to
                                 November 30,   November 30,   November 30,
May 31,
                                     1995           1994           1993
 1996
            Menifee Ranch        $1,116,000        $40,000     $1,790,000
$32,104,000
            Rancon
             Business Center      5,980,000            ---     23,961,000
30,417,000
            Rancon
             Center Otay Mesa     7,423,000      2,060,000      1,940,000
12,506,000
            StoneRidge I                ---            ---      3,100,000
12,327,000
            StoneRidge II         2,905,000        130,000      2,781,000
8,453,000
            Deer Springs
             Estates              1,515,000            ---        260,000
2,462,000
            Copper Ridge                ---            ---            ---
1,550,000
            Vista Sierra                ---            ---         72,000
1,293,000
            The Promenade
             at La Costa                ---            ---         43,000
179,000
                                 ----------     ----------     ----------
- - ----------
               Total            $18,939,000     $2,230,000    $33,947,000
$101,291,000
                                 ==========     ==========     ==========
==========

            Note 4.   NOTES PAYABLE

          Notes payable are comprised of the following:

                                                   May 31,    November 30,
                                                     1996         1995
          Note payable, secured by first deed
          of  trust  on  the   StoneRidge  II
          property,    requiring    quarterly
          interest payments of $75,000 during
          1995.  Commencing  January 1,  1996
          interest is payable quarterly based
          on the prime   rate plus  2%,   but
          not    less    than    8%   through
          maturity in December, 2000 (see below).   $ 4,647,000   $ 4,647,000

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

                                                   May 31,    November 30,
                                                     1996         1995
          Note payable, secured by first deed
          of trust on the Rancon  Center Otay
          Mesa property,  bearing interest at
          5%  from  January 1994  to December
          1995     payable     in     monthly
          installments.  Effective January 1,
          1996 through maturity at January 2,
          2000, interest accrues at 10%, one-
          half   payable   monthly  and   the
          remainder deferred, with interest
          (see below).                             3,155,000     3,155,000

          Note payable, secured by first deed
          of  trust  on  a  portion   of  the
          Menifee  Ranch  property,  interest
          accrues at Manufacturers Bank prime
          rate plus  1.75%  (10% at  May  31,
          1996)     payable     in    monthly
          installments.     The   outstanding
          principal was due October  1, 1993,
          therefore   the   Partnership    is
          currently in default (see below).        2,500,000     2,500,000

          Note payable, secured by first deed
          of trust  on a portion of  the Deer
          Springs  property  bearing interest
          at 10%. Principal  and interest  is
          payable  in quarterly  installments
          of  approximately   $35,000.    All
          principal   and    accrued   unpaid
          interest  is  due  on  January  30,
          1999.  This note was paid through a
          trustee's   foreclosure   sale   in
          April,
          1996.                                           ---     973,000

          Note payable, secured by first deed
          of trust on the balance of the Deer
          Springs  Estates property,  bearing
          interest    at    10%.    Effective
          November,  1993  and  each  quarter
          thereafter,  interest  payments  of
          $10,000 are required.   The balance
          otherwise due under  the note  will
          be    added   to    principal   and

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          thereafter   bear   interest   like
          principal until


                                                      May 31, November 30,
                                                       1996       1995
          thereafter bear interest like principal
          until maturity on August 10, 1997. This
          note was paid through a trustee's
          foreclosure sale in April, 1996.                ---     859,000

          Note payable, secured by first deed
          of trust on a portion of the Rancon
          Business  Center property,  bearing
          interest at  the extension interest
          rate  of  13.75%.   The Partnership
          exercised  one  of  its  one-  year
          extensions   by   paying   the   2%
          extension   fee.     Interest   was
          payable in  monthly installments of
          $4,583.  The  outstanding principal
          was due in  November, 1995, but was
          not paid.  The lender foreclosed on
          this loan in January, 1996.                    ---     400,000

          Note payable, secured by first deed
          of trust on a portion of the Rancon
          Business  Center property,  bearing
          interest  at  13%.    Interest  was
          payable in  monthly installments of
          $4,333.   The outstanding principal
          was     due    in     May,    1996.
          Additionally,  the loan  agreements
          provided  the   borrower  with  the
          right to exercise two  (2) one-year
          extensions, with extension interest
          rates calculated  at each extension
          period  to  equal the  then-current
          prime rate as published in The Wall
          Street Journal plus 6%.  The lender
          foreclosed on this loan in January 1996.        ---     400,000
                                                   ----------  ----------
             TOTAL                                $10,302,000 $12,934,000
                                                   ==========  ==========

          Due   to  various  considerations,  including  the  Partnership's economic condition  and the continued decline  in property values

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          in Southern California, as indicated in the independent appraisals obtained by the Partnership in 1995, the General Partner made the decision to discontinue debt service payments on all of the Partnership's notes payable as is further discussed below.

          With approval of the bankruptcy court in connection with the proposed plan of reorganization, the holders of the note payable secured by a first deed of trust on the StoneRidge II property agreed to modify the terms of the note to provide for: (i) the maturity date to be extended to December, 2000; (ii) a restructure of all payments under the note, allowing quarterly interest payments of $75,000 during 1995, and approximately $93,000 in 1996 through 2000 and (iii) the interest rate to be reduced commencing January 1, 1996 from 10% to a variable rate based on the prime rate plus 2%, but not less than 8%. In consideration of such accommodation, the Partnership converted the note to a shared appreciation mortgage whereby the note holders will receive 20% of all sales proceeds in excess of their note balance and mandatory principal reductions upon the occurrence of specific events. The Partnership did not make the quarterly interest payment of $75,000 on the StoneRidge II property that was due on March 31, 1995 and has not since. The General Partner will explore a suitable work-out agreement with the holders of the note.

          In fiscal 1993, the note payable secured by first deed of trust on the Rancon Center Otay Mesa property was amended as follows:
          (A) A portion of the property consisting of approximately 40 acres will be listed for sale. The proceeds from such sale will first be applied to pay any and all accrued interest on the note; and thereafter the net sales proceeds will be divided equally between the Partnership and the holder of the note. The portion received by the holder will be applied to reduce principal balance of the note. (B) In lieu of the full amount of monthly interest due under the note at the rate of 10%, for the months of January, 1992 through December,1994, payment of one-half will be accepted and the remainder deferred, with interest. In October 1994, the note was again amended to: (i) extend the maturity date to January 2, 2000 and (ii) reduce the interest rate from 10% to 5% from January, 1994 to December, 1995. The Partnership ceased making the monthly interest payments due effective with the February 1, 1995 payment. The holders of the note have agreed in theory to accepting a deed-in-lieu of foreclosure on the property. Such transfer is expected to occur prior to the end of fiscal year ending November 30, 1996.

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          In September 1993, the principal balance of the note secured by the Rancon Center Otay Mesa property was reduced on the Partnership's books by approximately $3,345,000 based on preliminary studies of useable acreage determined by the County of San Diego (see Note 3). The Partnership believes that such adjustment was provided for in the note agreement, however, the note holders are not in agreement. Final action by the County is expected in 1996, at which time there may be further adjustments to the principal balance of the note based on the County's final determination of usable acreage and the Partnership's ongoing negotiations with the note holder.

          On October 1, 1993, the note payable secured by a portion of the Menifee Ranch property matured. While attempting to renegotiate the terms of such note, the Partnership continued to make monthly interest payments through January 1, 1995. The Partnership ceased making the monthly interest payments beginning February 1, 1995. On March 23, 1995, the Partnership, Rancon Financial Corporation, Rancon Development Partners VI, L.P. and Daniel L. Stephenson (DLS) were served with a Summons and Complaint by CASC Corp., the holders of the note, for Breach of Promissory Note and for Breach of Guaranty by DLS. CASC Corp. seeks a judicial foreclosure for payment of the $2,500,000 note, accrued interest and other fees and costs associated with the foreclosure. Management is currently attempting to negotiate a deed-in-lieu of foreclosure on this property as well as aggressively marketing the property for immediate sale.

          Effective with the payment due April 30, 1995, the Partnership ceased making the quarterly interest payments on the $973,000 loan secured by a portion of the Deer Springs Estates property. The General Partner attempted to negotiate a deed-in-lieu of foreclosure with the holders of the note, however, such negotiations were unsuccessful and a foreclosure sale was held in April, 1996.

          On July 22, 1993, the note payable secured by a first deed of trust on the balance of the Deer Springs Estates property was amended as follows: (A) In lieu of the full amount of quarterly interest at 10% due under the note, beginning November 1993 and each quarter thereafter, payment of $10,000 will be made. The balance otherwise due under the note will be added to principal and thereafter bear interest like principal until August 10, 1997. (B) The Partnership placed $150,000 in a certificate of deposit (see Note 3) which was to be used on August 10, 1995 to make a principal reduction payment. (C) The due date was extended to August 10, 1997. Effective May 1, 1995, the Partnership ceased making the quarterly payments due under this note. The

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          General Partner and the holders of the note could not reach an agreement on the terms of a deed-in-lieu of foreclosure on the property and the distribution of the $150,000 certificate of deposit. The certificate of deposit was released to the holders of the note in October 1995. A foreclosure sale was held in April, 1996. The two foreclosure sales of the Deer Springs property resulted in a total gain on foreclosure of $1,229,000.

          Effective July 1, 1995, the Partnership ceased making the required monthly interest payments on the two loans secured by portions of RBC. The General Partner attempted to negotiate a deed-in-lieu of foreclosure with the holders of the notes. Such negotiations were unsuccessful and foreclosure sales were held in January 1996, resulting in a gain to the Partnership of $572,000.

          The scheduled aggregate annual principal payments of notes payable for the fiscal periods subsequent to May 31, 1996 are as follows:

                1996                                        $ 2,500,000
                1997                                               ---
                1998                                               ---
                1999                                               ---
                2000                                         7,802,000
                                                            ----------
                TOTAL                                       $10,302,000
                                                            ==========

          Note 5.   PARTNERS' EQUITY (DEFICIT)

          The Partnership Agreement provided for the offer and sale of up to 160,000 limited partnership units. On December 31, 1991 the Partnership ended its final offering of limited partnership units with a total 125,615 limited partnership units sold in all its offerings. During the year ended November 30, 1992, 67 limited partnership units were repurchased and retired by the Partnership and during fiscal year ended November 30, 1994 an additional 12 limited partnership units were repurchased and retired in association with the purchase of interests previously held by William Pascoe (see Note 1).

          Concurrent with the sale of 22 lots totaling approximately 24 acres of RBC to Pascoe on December 7, 1992 which resulted in a gain of $172,000, the terms of the sale agreement provided for a forgiveness of approximately $3,708,000 of the note payable Pascoe held in favor of the Partnership as of the date of the sale. Such forgiveness and gain on the sale were recorded as a capital transaction, thereby increasing the equity of the limited

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          partners  by   $3,880,000  and  relieving  the   balance  of  the
          Partnership's obligation to Pascoe.

          During the fiscal year ended November 30, 1995, and the six months ended May 31, 1996, 9,365 units and 18,809 units, respectively, were abandoned as a result of partners desiring to no longer receive Partnership K-1's and to give them the ability to write off investments for income tax purposes. The equity (deficit) of the abandoned units was allocated to the remaining outstanding units. As of May 31, 1996 and November 30, 1995, limited partnership units issued and outstanding were 97,362 and 116,171, respectively.

          Note 6.   RELATED PARTY TRANSACTIONS

          Reimbursable Expenses and Management Fee to Sponsor - The Partnership Agreement provides for payment to the Sponsor of fees related to services rendered in connection with property management. As the Partnership's operating properties were sold during 1993, no such fees were incurred during the six months ended May 31, 1996 and 1995.

          The Partnership Agreement also provides for the reimbursement of actual costs incurred by the Sponsor in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Effective January 1, 1994, the Sponsor made the decision to bring administrative, legal and development work in-house. These services had previously been provided by Partnership Asset Management Company and, effective January 1, 1995, are being provided by Glenborough as described in Note 1. Reimbursable costs incurred by the Partnership totaled $65,000 for the six months ended May 31, 1995.

          Note 7.   LIQUIDITY

          The Partnership has incurred recurring operating losses due to the decrease in the fair value or estimated net realizable value of its properties. In addition, cash flow projections for the year ended November 30, 1996 indicate a cash deficiency. These events raise substantial doubt about the Partnership's ability to continue as a going concern.

          In the past, it has been the Partnership's intent to hold its remaining properties on a long-term basis in an attempt to recover the cost thereof, and otherwise to meet its obligations. The Partnership has not been successful in these endeavors. Because of the Partnership's cash flow position and defaults on certain loans, the Partnership has determined it will not develop

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                     May 31, 1996
                                     (Unaudited)

          any of the properties and will not pursue build-to-suits, but will continue to hold the properties pending their disposition. As previously discussed, attempts are being made to convince the holders of the Partnership's remaining notes to accept a deed-in-lieu of foreclosure on such properties.

          The General Partner has continually pursued its business plan of reducing obligations and restructuring debt. For example, in fiscal 1992 it was determined that the debt on approximately 154 acres of property in Menifee, California greatly exceeded the value of the property, and a decision was made to transfer the property back to the creditors in exchange for a forgiveness of the balance of the indebtedness (see Note 4).

          The General Partner continues to (i) market any unencumbered property for sale in order to payoff liabilities; (ii) negotiate with the Partnership's lenders to accept deeds-in-lieu of foreclosure on certain of its properties; and (iii) suspend its development activities to conserve cash.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Conditions and Results of Operations.

          LIQUIDITY AND CAPITAL RESOURCES

          GENERAL

          Commencing January 1994, RFC provided administrative, legal and development services to the Partnership and was reimbursed for its costs in providing such services as further described in Notes 1 and 6 of the Notes to Consolidated Financial Statements. Prior to January 1994, such services were provided by Partnership Asset Management Company, an unrelated third party.

          In December 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough, for approximately $4,466,000 and the assumption of $1,715,000 of RFC's debt, the contract to perform the rights and responsibilities under RFC's agreement with the Partnership, eight other related partnerships and third parties (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement became effective January 1, 1995. Glenborough is not an affiliate of RFC.

          RFC entered into the transaction with Glenborough described above, when it determined is would sell that portion of its business relating to investor relations services, property management services and asset management services. Those services are now rendered to the Partnership and eight other related partnerships and third parties by Glenborough.

          Subject to the execution of the StoneRidge I settlement agreement and the April, 1996 Deer Springs Estates foreclosure sales (see Notes 1 and 3 of Notes to Consolidated Financial Statements), as of May 31, 1996, the Partnership owned title to the following four properties: StoneRidge II, Rancon Center Otay Mesa, Rancon Business Center (RBC) and Menifee Ranch (see Note 3 of Notes to Consolidated Financial Statements). Five parcels in Rancon Business Center's Area II were disposed of in foreclosure sales in January, 1996 (see Note 3 Notes to Consolidated Financial Statements).

          The Partnership's primary sources of cash have been net proceeds from its public offerings of limited partnership units (Units) and mortgage indebtedness secured by its properties. To a lesser extent, Partnership cash had been provided from property sales, interest income and reimbursement of $5,681,000 of Partnership development costs from the sale of bonds issued by a Community Facilities District encompassing RBC.

          The Partnership terminated its offering of Units on December 31, 1991 with net proceeds from its offerings of Units of approximately $111,112,000. As a result of various circumstances, the Partnership's net proceeds from its offerings were less than had been anticipated by the General Partner. As of May 31, 1996 the Partnership had cash reserves of $106,000 and the remainder of the Partnership's assets consist primarily of investments in properties which total approximately $6,278,000.

          As of May 31, 1996 the Partnership had a balance of unpaid mortgage indebtedness in the amount of approximately $10,302,000. In order to continue to preserve its cash position, the Partnership has found it necessary to discontinue the monthly and quarterly debt service payments on all of its notes payable. The Partnership continues to negotiate with the note holders to accept deeds-in-lieu of foreclosure.

          Demands on the Partnership's capital resources and liquidity have historically risen from the following sources: (i) payments required on the Partnership's indebtedness; (ii) property taxes and insurance premiums attributable to the properties; (iii) development and construction activity expenditures, if any; (iv) project management costs; and (v) Partnership-level expenses. The General Partner has suspended all development and construction activity and is preserving its cash reserves by paying only minimal required expenses, such as insurance premiums and Partnership level expenses.

          The Partnership's aggregate annual property taxes (which are payable in December and April) are currently in the amount of approximately $763,000. Such amounts are not expected to increase, however, the Partnership has deferred payment on all of its property taxes. The total property tax liability continues to increase as a result of the penalties and interest incurred on the delinquent taxes. The amount referred to above does not include CFD assessments, required to be paid by the Partnership as a result of the sales at Area IV of RBC (see Note 3 of Notes to Consolidated Financial Statements). These CFD assessments have not been paid.

          Under the StoneRidge I loan agreements, the Partnership was to pay $3,925,000 in December, 1992. Despite efforts to negotiate a modification of the agreements, obtain loans, joint venture partners, or other vehicles to meet or modify the cash payment requirements, no viable solution was reached. Therefore, on December 10, 1992, Six Stoneridge L.P. (SSRLP) filed for Chapter 11 reorganization protection in the federal bankruptcy court.

          On February 19, 1993, an adversary complaint was filed with the bankruptcy court against SSRLP to determine the nature and extent of SSRLP's interest in StoneRidge I and the debt associated with such property (the "Adversary Proceeding"). On November 8, 1995, the U.S. Trustee issued an Order of Dismissal on SSRLP's bankruptcy case, however, the Bankruptcy Court retained jurisdiction over the Adversary Proceeding. The parties to the Adversary Proceeding have reached a settlement agreement which provided that SSRLP: (a) eliminate its note payable in the amount of $8,425,000 recorded on the Partnership's books as of November 30, 1992 and (b) convey its fee ownership in approximately 47 acres of "out parcels" located within or adjacent to the property that will be retained by the plaintiff in the Adversary Proceeding. In return, the plaintiff in the Adversary Proceeding signed a $546,000 note in favor of SSRLP secured by land in StoneRidge I. The terms of such note require no accrual or payment of interest, a ten year term and an allowance for a discounted payoff of $246,000 in the first year and at increased increments of $30,000 in each subsequent year through the ten year term. (see Note 1 of Notes to Consolidated Financial Statements). As part of the agreement, the $1,350,000 deposited with the Nuview School District by the Partnership as prepayment of property tax assessments will remain as the Partnership's "School Credits". In order for the specified properties to be developed, the owners must first buy the "School Credits" from the Partnership. These "School Credits" are not applicable to the development of other properties within the school district. This agreement remains in force until all credits have been purchased from the Partnership. There can be no assurance that the properties will ever be developed so the credits may never have value. As such, these credits were fully reserved in fiscal 1994 due to the uncertainty of their collection.

          The  note payable  secured  by a  portion  of the  Menifee  Ranch property in the amount of $2,500,000 was due in October 1993. While attempting to renegotiate the terms of such note, the Partnership continued to make monthly interest payments through January 1, 1995. The Partnership discontinued making the monthly interest payments beginning February 1, 1995. On March 23, 1995 the Partnership, Rancon Financial Corporation, Rancon Development Partners VI, L.P. and Daniel L. Stephenson (DLS) were served with a Summons and Complaint by CASC Corp., the holders of the note payable secured by a portion of Menifee Ranch, for Breach of Promissory Note and for Breach of Guaranty by DLS. CASC Corp. seeks a judicial foreclosure for payment of the $2,500,000 note, accrued interest and other fees and costs associated with the foreclosure. Management is currently attempting to negotiate a deed-in-lieu of foreclosure on this property as well as aggressively marketing the property for immediate sale.

          During fiscal 1995, the Partnership was released from one of its obligations related to subdivision improvements at the RBC project, thus the $200,000 certificate of deposit held as collateral and reflected as pledged cash at November 30, 1994 was released. In addition, the certificate of deposit held pursuant to the terms of one of the notes payable which is secured by a first deed of trust on a portion of the Deer Springs Estate property was released during fiscal 1995 to make a principal reduction payment (see Note 4).

          The General Partner has continued to follow a business plan intended to maximize Partnership liquidity by: (i) revising and/or renegotiating existing debt owed by the Partnership; (ii) deferring property tax payments on certain properties; and/or
          (iii) decreasing costs associated with administration and development. But, the Partnership projects that cash will be depleted in 1997 just from payment of Partnership level expenses. The General Partners are currently analyzing alternatives for disposing of the Partnership's remaining assets in satisfaction of its remaining liabilities.

          RESULTS OF OPERATIONS

          From the inception of the Partnership through May 31, 1996, the Partnership's gross income consisted primarily of gain from the sale of its properties, rental income and interest earned on the temporary investment of net proceeds pending their commitment to the Partnership's obligations. As the Partnership's only two operating properties were sold during 1993 and substantially all offering and sale proceeds have been invested in property or used for working capital, neither rental nor interest income is significant in the six months ended May 31, 1996 and 1995.

          Operating Costs and Expenses

          Property taxes were $574,000 and $749,000, respectively, for the six months ended May 31, 1996 and 1995. The decrease is primarily a result of the dispositions of RBC, StoneRidge I "out-parcels", and Deer Spring Estates in fiscal 1996.

          Interest expense also decreased $46,000 (11%) and $34,000 (17%) during the six and three months ended May 31, 1996 compared to the six and three months ended May 31, 1995, respectively. These decreases are also a direct result of the dispositions of RBC, Stoneridge I "out parcels" and Deer Springs Estates.

          Administrative expense is comprised of the following for the six months ended May 31:

                                                        1996      1995
          Partnership administration services       $ 317,000  $ 342,000
          Legal services                               70,000     61,000
          Accounting services                          18,000    125,000
          Investor relations                           24,000     41,000
          Consulting and management services              ---     13,000
          Other                                           ---      5,000
                                                    ---------  ---------
             Total                                  $ 429,000  $ 587,000
                                                    =========  =========

          Partnership administration services paid to Glenborough in the current period was lower than those paid in the prior period due to the reduction of the Partnership's asset base in fiscal year 1996 through the disposition of assets (see Note 3 of Notes to Consolidated Financial Statements). Commencing January 1994 through December 1994, RFC provided the administration, legal and development services to the Partnership. Effective January 1, 1995, these services are being provided by Glenborough as further describedin Note 1 of Notes to Consolidated Financial Statements.

          The increase in legal expenses incurred during the six months ended May 31, 1996 over the same period in 1995 was associated with attorney fees related to the workout of plans for disposition of the Menifee Ranch and Deer Springs properties and the two properties in SSRLP.

          The  decreases   in  accounting  services,   investor  relations,
          consulting and management services, and miscellaneous other administrative expenses relate to management's intention to strictly control expenses to only those needed for the continuation of the Partnership while management explores its liquidation options.

          In the first half of fiscal year 1995, the Partnership wrote down $8,765,000 of property to estimated net realizable value. This was a reflection of the decline in property values as established by independent appraisals.

          Other income

          Interest income decreased by $26,000 (84%) and $16,000 (100%) during the six and three months ended May 31, 1996 and 1995, respectively, due to the Partnership's declining average cash balances.

          PART 2.   OTHER INFORMATION


          Item 1.   Legal Proceedings

                    On December 10, 1992 SSRLP filed for relief under Chapter 11 of the Federal Bankruptcy Code, case No. SB 92-27679DN, U.S. District Court, Central District of California, San Bernardino. Such filing placed an automatic stay on all actions against SSRLP. Meanwhile, an adversary complaint was filed with the bankruptcy court against SSRLP to determine the nature and extent of SSRLP's interest in StoneRidge I and the debt associated with such property (the "Adversary Proceeding"). On November 8, 1995 the U.S. Trustee issued an Order of Dismissal on SSRLP's bankruptcy case, however, the Bankruptcy Court retained jurisdiction over the Adversary Proceeding.

                    A settlement of the Adversary Proceeding was reached whereby the Partnership eliminated its related note payable and conveyed its ownership interest in StoneRidge I to the plaintiff. In return the plaintiff signed a $546,000 note in favor or SSRLP secured by land in StoneRidge I. The terms of such note require no accrual or payment of interest, is for a ten year term and allows for a discounted payoff of $246,000 in the first year and at increased increments of $30,000 in each subsequent year through the ten year term.

                    On March 23, 1995, the Registrant, Rancon Financial Corporation, Rancon Development Partners VI, L.P. and Daniel L. Stephenson (DLS) were served with a Summons and Complaint by CASC Corp., the holders of the note payable secured by a portion of the Menifee Ranch property, for Breach of Promissory Note and for Breach of Guaranty by DLS. In this action (CASC Corp., a California Corporation v. Rancon Development Fund VI, a California limited partnership; Rancon Financial Corporation, a California corporation; Rancon Development Partners VI, LP, a Delaware limited partnership; Daniel L. Stephenson individually and as Trustee of the Daniel L. Stephenson Family Trust; Does 1 through 50, inclusive, filed in the Superior Court for the State of California, County of Riverside, Case No. 263371), CASC Corp. seeks a judicial foreclosure for payment of the $2,500,000 note, accrued interest and other fees and costs associated with the foreclosure. Management is currently negotiating the terms for a judicial foreclosure.

          Item 2.   Changes in Securities

                    Not applicable

          Item 3.   Defaults Upon Senior Securities

                    Not applicable

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None

          Item 5.   Other Information

                    In January, 1996, five parcels in Rancon Business Center's Area II were sold through a foreclosure sale. Debt totaling $800,000 was extinguished in exchange for the land (which had a recorded net book value of $243,000) plus net assets of $15,000.

                    In April, 1996, the two parcels in Deer Springs Estates were sold through foreclosure sales. Debt totaling $1,854,000 was extinguished in exchange for the land (which had a recorded net book value of $1,010,000) less net liabilities of $385,000.

          Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    None

               (b)  Reports on Form 8-K:

                    None

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Date: July 11, 1996   RANCON DEVELOPMENT FUND VI,
                                a California Limited Partnership
                                (Registrant)

                                By: Rancon Development Partners VI
                                    General Partner




          Date: July 11, 1996     By:  /s/ DANIEL L. STEPHENSON
                                       Daniel L. Stephenson,
                                       Director, President, Chief Executive
                                       Officer and
                                       Chief Financial Officer of
                                       Rancon Financial Corporation,
                                       General Partner