Form 10-Q
period 1996-08-31
RANCON DEVELOPMENT FUND VI L P
filed 1996-10-15
CIK 803336

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended August 31, 1996

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

                                   Yes  X   No



           Total number of units outstanding as of August 31, 1996: 96,925

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                   August 31, November 30,
                                                      1996        1995

          Assets

          Cash and cash equivalents (including
            time deposits of $2 and $700 in
            1996 and 1995, respectively)           $     82       $    821
          Pledged cash                                  ---              2
          Note and accounts receivable                  307              4
          Land held pending disposal                  6,278          7,830
          Prepaid expenses and other assets             420             96
                                                   --------       --------
               Total assets                        $  7,087       $  8,753
                                                   ========       ========
          Liabilities and Partners' Deficit

          Liabilities:
            Accounts payable and other
             liabilities                           $    386       $    211
            Property taxes payable                    3,542          3,011
            Interest payable                          2,033          1,695
            Notes payable                            10,302         12,934
                                                   --------       --------
               Total liabilities                     16,263         17,851
                                                   --------       --------
          Partners' deficit:
            General partners                         (9,176)        (9,098)
            Limited partners, 96,925 and
             116,171 limited partnership
             units outstanding at August 31,
             1996 and November 30, 1995,
             respectively                               ---            ---
                                                   --------       --------
               Total partners' deficit               (9,176)        (9,098)
                                                   --------       --------
               Total liabilities and partners'
                deficit                            $  7,087       $  8,753
                                                   ========       ========





                   See accompanying notes to financial statements.

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                          Nine months ended  Three months ended
                                             August 31,           August 31,
                                           1996       1995     1996       1995
    Expenses:
      Property taxes                     $  874      $1,033   $  300    $  284
      Interest expense                      491         686      104       253
      Writedown of property to estimated
        net realizable value                ---       8,765      ---       ---
      Administrative, including $65
          to Sponsor in 1995                572         865      143       278
      Less Receivable from Sponsor          ---        (314)     ---       ---
                                          -----       -----    -----     -----
          Administrative, net               572         551      143       278

      Other operating expenses                9          28        1         4
                                         ------      ------   ------    ------
          Total expenses                  1,946      11,063      548       819
                                         ------      ------   ------    ------
    Revenue:
      Gain on foreclosures                1,801         ---      ---       ---
      Interest income                         6          43        1        12
      Miscellaneous income                   61         ---       57       ---
                                         ------      ------   ------    ------
           Total revenue                  1,868          43       58        12
                                         ------      ------   ------    ------
    Net loss                           $    (78)   $(11,020) $  (490)  $  (807)
                                         ======      ======   ======    ======





    Net loss per limited
      partnership unit                 $    ---    $ (86.97) $   ---   $ (6.38)
                                         ======     =======   ======   =======
    Weighted average number of
      limited partnership units
      outstanding during the
      period used to compute earnings
      per limited partnership unit       98,276     125,442   97,216   125,325
                                         ======     =======  =======   =======







                   See accompanying notes to financial statements.

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Statements of Partners' Deficit
                  For the nine months ended August 31, 1996 and 1995
                                    (in thousands)
                                     (Unaudited)


                                          General     Limited
                                          Partners    Partners     Total
                                          -------     -------      ------

          Balance at November 30, 1995    $(9,098)   $    ---     $(9,098)

          Net loss                            (78)        ---         (78)
                                           -------    -------      -------
          Balance at August 31, 1996      $(9,176)   $    ---     $(9,176)
                                           =======    =======      =======


          Balance at November 30, 1994    $  (991)  $ 16,784     $ 15,793

          Net loss                           (110)   (10,910)     (11,020)
                                           -------    -------      -------
          Balance at August 31, 1995      $(1,101)  $  5,874     $  4,773
                                           =======    =======      =======






























                   See accompanying notes to financial statements.

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (Unaudited)
                                                           Nine months ended
                                                            August 31,
                                                         1996          1995

          Cash Flows From Operating Activities:
          Net loss                                    $    (78)    $(11,020)
          Adjustment to reconcile net loss to net
           cash used for operating activities:
                Amortization of loan fees, included
                   in interest expense                     ---           14
                Writedown of property to estimated
                   net realizable value                    ---        8,765
                Gain on foreclosures                    (1,801)         ---
                Changes in assets and liabilities:
                   Increase in note and accounts
                      receivable                           (57)         ---
                   Increase in other assets               (361)         (43)
                   Increase in property tax payable        889          731
                   Increase in interest payable            470          474
                   Increase (decrease) in accounts
                      payable and other liabilities        175          (94)
                   Deferred interest payable                22           94
                                                        ------       ------
          Net cash used for operating activities          (741)      (1,079)

          Cash Flows From Investing Activities:
             Community Facilities District
              reimbursement                                ---            6
             Finance fees paid                             ---           (8)
             Real estate acquisition and
              development costs                            ---          (14)
             Pledged cash                                    2          200
                                                        ------       ------
          Net cash provided by investing activities          2          184

          Cash Flows From Financing Activities:
             Payments on notes payable                     ---          (10)
                                                        ------       ------
          Net cash used for financing activities           ---          (10)
                                                        ------       ------
          Net decrease in cash and cash
           equivalents                                    (739)        (905)

          Cash and cash equivalents at
           beginning of period                             821        2,055
                                                        ------       ------
          Cash and cash equivalents at
           end of period                               $    82     $  1,150
                                                        ======       ======

                                     -continued-

                              RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

          Consolidated Statements of Cash Flows (in thousands) - continued
                                     (Unaudited)

                                                           Nine months ended
                                                             August 31,
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

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

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

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Partnership as of August 31, 1996 and for the period then ended.

          A majority of the Partnership's assets are located within the Inland Empire submarket of the Southern California region. The development, operation or sale of the Partnership's real estate assets has been affected by the economic weakness of the real estate industry in Southern California.

          Allocations of profits and losses, distributions of cash from operations and distributions of cash other than cash from operations are made pursuant to the terms of the Partnership's Seventh Amended and Restated Agreement of Limited Partnership (the Partnership Agreement) which generally provides allocations and distributions of 99% to the limited partners and 1% to the Sponsor ("General Partners") except for certain preferential returns with respect to cash other than cash from operations and related gain allocations. Had the net loss for the nine months ended August 31, 1996 been allocated in the 99%/1% manner stated above, the capital accounts of both the limited partners and the General Partner would have resulted in deficit balances, therefore, as specified in the Partnership Agreement, the losses have been allocated solely to the General Partners.

          General Partners and Management Matters - Effective January 1, 1994 the Partnership had contracted with Rancon Financial Corporation (RFC) to perform, on the Partnership's behalf, financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services. These services are subject to the provisions of the Partnership Agreement.

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

          In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, which ever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset and partnership administration fee of $624,000 per year, which is fixed for five years, subject to reduction in the year following the sale of assets; (ii) sales fees of 4% for land and (iii) a refinancing fee of 1%. In fiscal year 1996, due to the recent foreclosure sales the asset administration fee has been decreased to $613,000.

          As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the General Partner for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

          As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions effective February 28, 1995, March 31, 1995 and July 1, 1995.

          The following is a summary of the Partnership's significant accounting policies:

          Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

          New Accounting Pronouncements - March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

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

          Basis of Presentation - These accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses for the year ended November 30, 1995 and the nine months ended August 31, 1996. Cash flow projections for the year ended November 30, 1996 indicate a cash flow deficiency, which raise substantial doubt about the Partnership's ability to continue as a going concern (see Note 7). The consolidated financial statements do not include any adjustments, except as noted below, to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

          Principles of Consolidation and Minority Interest - The consolidated financial statements at August 31, 1996 include the accounts of the Partnership, Six Otay Mesa L.P. (SOMLP) and Six Stoneridge L.P. (SSRLP). At November 30, 1995, the consolidated financial statements also included RC Inland Development Limited Partnership (RDICLP). All significant intercompany balances and transactions have been eliminated.

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

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

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

          SOMLP and SSRLP

          On August 28, 1992, the Partnership formed two separate partnerships to provide more flexibility in discussions with potential joint venture partners who had expressed an interest in investing with the Partnership on a project-specific basis. Accordingly, the Partnership formed SOMLP and SSRLP to hold the Otay Mesa property and the StoneRidge I and StoneRidge II properties, respectively (see Note 3). The Partnership is the limited partner of both SOMLP and SSRLP, having a controlling equity interest of 99% and accordingly has included the accounts of SOMLP and SSRLP in these consolidated financial statements. Property Six Management Corporation (PSMC), which is wholly-owned by the General Partner, owns the remaining 1% of SOMLP and SSRLP, respectively. This change was a change in structure only and the Partnership's ownership interests in SOMLP and SSRLP remain virtually identical to its interests in the respective properties prior to the formation of the new partnerships.

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

          On February 19, 1993, an adversary complaint was filed with the bankruptcy court against SSRLP to determine the nature and extent of SSRLP's interest in StoneRidge I and the debt associated with such property (the "Adversary Proceeding"). On November 8, 1995, the U.S. Trustee issued an Order of Dismissal on SSRLP's bankruptcy case, however, the Bankruptcy Court retained jurisdiction over the Adversary Proceeding. The parties to the Adversary Proceeding reached a settlement agreement which provided that SSRLP: (a) eliminate its note payable in the amount

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

          of $8,425,000 which was recorded on the Partnership's books as of November 30, 1992 as amounts owed on 600 acres, which SSRLP took the position that it held equitable title in these acres before the Adversary Proceeding and (b) convey its fee ownership in approximately 47 acres of "out parcels" located within or adjacent to the property to be retained by the plaintiff in the Adversary Proceeding. In return, the plaintiff in the Adversary Proceeding signed a $546,000 note in favor of SSRLP secured by land in StoneRidge I. The terms of the note require no accrual or payment of interest, a ten year term and an allowance for a discounted payoff of $246,000 in the first year and at increased increments of $30,000 in each subsequent year through the ten year term. Based on the terms of the settlement agreement, an adjustment was made to the Partnership's financial statements in the amount of $2,724,000 to fully remove the StoneRidge I property and leave only the discounted value of the proposed note to be held in favor of the Partnership as of November 30, 1995. Additionally, as part of the agreement, the $1,350,000 deposited with the Nuview School District ("School Credits") by the Partnership as a prepayment of property tax assessments remained assets of the Partnership. On August 1, 1996, the Partnership sold the promissory note and School Credits to an unaffiliated partnership for $300,000. At August 31, 1996, the $300,000 is reflected as a note receivable on the Partnership's balance sheet.

          Cash and Cash Equivalents - The Partnership considers all certificates of deposit and investments in money market funds with original maturities of less than ninety days to be cash equivalents.

          Land Held Pending Disposal - Land held pending disposal is stated at the lower of carrying amount or estimated fair value as of November 30, 1995 and August 31, 1996. In light of the Partnership's decline in financial stability and pending sale or loss in negotiated foreclosure of the majority of its properties, management determined it was most appropriate to adopt SFAS 121 early. Prior to November 30, 1995, property was stated at the lower of cost or estimated net realizable value. Estimated fair value for financial reporting purposes was computed using estimated sales price, less estimated disposal costs, based upon market values for comparable properties. The Partnership had revalued its assets based upon independent appraisals obtained in 1995. Appraisals are estimates of fair value based upon assumptions about the property and the market in which it is located. Due to uncertainties inherent in the appraisal process, these valuations do not purport to be the price at which a sale transaction involving these properties can or will take place.

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

          Common costs are allocated among the various projects based upon the relative sales value. Property taxes and interest related to property constructed by the Partnership were capitalized during periods of construction.

          Deferred Costs - Included in other assets at November 30, 1995 were deferred loan fees of $64,000 which were being amortized over the life of the related loan on a straight-line basis. Amortization expense which is included in interest expense was $13,000 for the nine months ended August 31, 1995. In the first quarter of fiscal 1996, the balance of the deferred loan fees were written off when the land securing the loan was foreclosed (see Note 3).

          Net Loss Per Limited Partnership Unit - Net loss per limited partnership unit was calculated using the weighted average number of limited partnership units outstanding during each period and the limited partners' share of the net loss.

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

          Note 2.     WORKING CAPITAL RESERVES

          The Partnership's goal was to maintain working capital reserves, as defined by the Partnership Agreement, equal to at least 3% of the gross offering proceeds. Such requirements amounted to $3,766,000 at August 31, 1996 and November 30, 1995. At August 31, 1996 and November 30, 1995, the Partnership held working capital reserves of $82,000 and $821,000, respectively (see Note
          7).

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

          Note 3.     LAND HELD PENDING DISPOSAL

          Land held pending disposal is comprised of the following as of:

                                                August 31,    November 30,
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

          Rancon Business Center

          Rancon Business Center (RBC), in Riverside County, is a 593 gross-acre multi-phase commercial and industrial development. RBC was to be developed into high industrial, office and retail facilities in accordance with a development plan approved by the County of Riverside. Because of its size, the development plan divides RBC into four areas (see below), which were to be developed sequentially over several years.

          The County of Riverside has formed a Community Facilities District (CFD) that encompasses RBC which allows the Partnership to be reimbursed for certain development expenditures and provides for future infrastructure improvements to be funded directly by the issuance of $18,000,000 in bonds. The CFD for RBC offered its first series of bonds prior to November 30, 1991. As of August 31, 1996, the Partnership has been reimbursed for development expenditures already paid in the amount of approximately $5,681,000.

          Phase 1 of Area I consists of 45 lots on approximately 57 net acres. Land development, which included grading and the installation of roadways, utilities, storm drainage and associated improvements, has been completed, as well as the construction of three light industrial buildings totaling approximately 54,000 square feet on three separate lots. In fiscal 1993, the Partnership closed escrow on the transfer of 19 lots totaling approximately 19 net acres to William Pascoe (Pascoe) (see Pascoe Transaction below and Note 5). As of

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

          November 30, 1993, the Partnership had closed escrow on the sale of 39 lots as well as the three light industrial buildings. No sales have taken place on this phase of Area I since fiscal 1993. As a result of the previous transactions described, as of August 31, 1996, the Partnership holds title to approximately 2.8 acres in Phase 1 of Area I.

          Phase 2 of Area I consists of 8 undeveloped lots on approximately
          6.4 net acres. Pre-development work has been completed. As of August 31, 1996, the Partnership retains title to approximately
          6.4 net acres in Phase 2 of Area I.

          Area II consists of 11 lots on approximately 15-net acres and is planned to accommodate low and mid-rise office buildings and high quality commercial projects. Site grading has been completed. In fiscal 1993, the Partnership closed escrow on the transfer of 3 lots to Pascoe (see Pascoe Transaction below). As of November 30, 1992, the Partnership closed escrow on the sale of one .9 acre lot. In January 1996, five parcels owned in Area II were foreclosed eliminating $800,000 in total debt. The five parcels had a total net book value and accrued property taxes of $228,000, which resulted in a gain on this foreclosure of $572,000. As a result of the previously noted transactions, as of August 31, 1996, the Partnership holds title to two lots in Area II.

          Area III consists of approximately 98-net undeveloped acres divided into 4 lots.

          Area IV consists of approximately 413 gross undeveloped acres. The Partnership has been successful in rezoning the 413 gross acres from an agricultural zoning to light industrial zoning and dividing them into 13 lots. In fiscal 1993, the Partnership closed escrow on 5.25 net acres for a total sales price of approximately $228,000 and realized a net gain of $45,000, and on the sale of approximately 324 acres for a total sales price of approximately $5,125,000 and realized a net loss of $28,000. As a condition precedent to the sale of 324 gross acres, the Partnership agreed to pay a portion of future CFD assessments allocated to Area IV which amounted to approximately $125,000 for the 1994/1995 tax year. As a result of previous transactions, as of August 31, 1996, the Partnership continues to hold title to approximately 84 net acres in Area IV.

          Pascoe Transaction

          On December 7, 1992, RBC closed escrow on the sale of 19 lots totaling approximately 19 net acres in Phase 1 of Area I and 3

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

          lots totaling  approximately 5  net acres  in Area II  of RBC  to
          William  Pascoe   ("Pascoe")  for   a   total  sales   price   of
          approximately $4,255,000.

          Rancon Center Otay Mesa

          Otay Mesa, in San Diego County, is the site of Rancon Center Otay Mesa, an industrial/commercial project consisting of approximately 202 acres of undeveloped land, owned by the Partnership through SOMLP. In September, 1993, the County of San Diego preliminarily designated approximately 53 acres of the property as impacted by environmental, biological and historical conditions, rendering the 53 acres unusable to the Partnership. Thus, according to the terms of the note payable secured by Rancon Center Otay Mesa, the note was reduced on the Partnership's books by approximately $3,345,000 and the property was reduced to 202 net acres.

          StoneRidge I

          Perris Valley, in Riverside County, is the site of the 645-acre StoneRidge I project. The Partnership previously obtained entitlements to build more than 2,200 residential units and several neighborhood commercial sites on the project. Following the execution of the proposed 1995 settlement agreement (as previously discussed in Note 1), SSRLP no longer holds title to any property in StoneRidge I. Based on the terms of the 1995 settlement agreement, an adjustment was made in 1995 to the Partnership's financial statements in the amount of $2,724,000 to fully remove the StoneRidge I property and leave only the discounted value of the note held in favor of the Partnership which has subsequently been sold to an unaffiliated partnership (see Note 1).

          StoneRidge II

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

          Menifee Ranch

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

          Menifee Valley, in Riverside County, is the site of Menifee Ranch. As of August 31, 1996, the Partnership holds title to approximately 185 acres in the project which are encumbered by a $2,500,000 note payable (see Note 4).

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

          The Partnership had also purchased approximately 154 acres in the Menifee project which was encumbered by three notes payable totaling approximately $9,850,000 with accrued interest of approximately $1,038,000 at November 30, 1992. After efforts to renegotiate and/or restructure its debt were unsuccessful, the General Partner determined that it was in the best interest of the Partnership to cease payments on the three notes payable and deeded back 112 acres to the trust deed holders in lieu of foreclosure and surrendered 42 acres in foreclosure. As a result, a reduction of approximately $3,404,000 in property was recorded and the Partnership recognized approximately $7,484,000 in gain on extinguishment of debt which was reflected as an extraordinary item on the statement of operations for the year ended November 30, 1992.

          Deer Springs Estates

          San Marcos, in San Diego County, is the site of Deer Springs Estates, a large custom home lot-project consisting of approximately 253 acres of land which were encumbered by two notes payable totaling $1,832,000 as of November 30, 1995 (see
          Note 4).

          On April, 1996, there were two separate foreclosures on this property and the title to the land transferred to the respective lenders. The foreclosures resulted in a total sum to the Partnership of $1,229,000.

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

          Provision for Impairment of Investment in Real Estate

          Because of the Partnership's cash flow position and defaults on certain loans, the Partnership has determined it will not develop any of the properties and will not pursue build-to-suits, but will continue to hold the properties pending their disposition.

          In 1995, the Partnership obtained independent appraisals on the majority of its properties that represent a fair market sales value as opposed to a development value. Appraisals are estimates of fair value based on assumptions about the property and the market in which it is located. Due to uncertainties inherent in the appraisal process, these valuations do not purport to be the price at which a sale transaction involving these properties can or will take place. Based on these appraisals and other factors, writedowns of the book values of the Partnership's properties were recorded as of November 30, 1995 to reflect the Partnership's properties at their appraised or fair value. Such writedowns are a result of the Partnership's early adoption of SFAS 121 (see Note 1). The effect of the early adoption of SFAS 121 was shown as a cumulative effect of a change in accounting principle in the November 30, 1995 consolidated statement of operations. Management previously recorded valuation allowances of $8,765,000 for the majority of its properties, and reported a net loss of $11,020,000, for the nine months ended August 31, 1995. Had SFAS 121 been adopted in the first nine months of fiscal 1995, valuation reserves of $18,939,000 and net loss of $21,194,000 would have been reported.

          Such writedowns and the aggregate writedowns of the book value of
          the   Partnership's  properties   to  their  fair   values  since
          acquisition are as follows:

Aggregate

Writedowns
                                  Writedowns     Writedowns     Writedowns
From Acqui-
                                   Recorded       Recorded       Recorded
sition to
                                 November 30,   November 30,   November 30,
August 31,
                                     1995           1994           1993
 1996
            Menifee Ranch        $1,116,000        $40,000     $1,790,000
$32,104,000
            Rancon
             Business Center      5,980,000            ---     23,961,000
30,417,000
            Rancon
             Center Otay Mesa     7,423,000      2,060,000      1,940,000
12,506,000
            StoneRidge I                ---            ---      3,100,000
12,327,000
            StoneRidge II         2,905,000        130,000      2,781,000
8,453,000
            Deer Springs
             Estates              1,515,000            ---        260,000
2,462,000
                                 ----------     ----------     ----------
-----------
               Total            $18,939,000     $2,230,000    $33,947,000
$101,291,000
                                ===========     ==========    ===========
============

                               RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)


          Note 4.   NOTES PAYABLE

          Notes payable are comprised of the following:

                                                  August 31,  November 30,
                                                     1996         1995
                                                  =========   ===========
          Note payable, secured by first deed
          of  trust  on  the   StoneRidge  II
          property,    requiring    quarterly
          interest payments of $75,000 during
          1995.  Commencing  January 1,  1996
          interest is payable quarterly based
          on the prime   rate plus  2%,   but
          not    less     than    8%  through
          maturity in December, 2000 (see
          below).                                $ 4,647,000   $ 4,647,000

          Note payable, secured by first deed
          of trust on the Rancon  Center Otay
          Mesa property,  bearing interest at
          5% from January, 1994  to December,
          1995     payable     in     monthly
          installments.  Effective January 1,
          1996  through  the January  2, 2000
          maturity, interest  accrues at 10%,
          one-half  payable  monthly and  the
          remainder  deferred,  with interest
          (see below).                             3,155,000     3,155,000

          Note payable, secured by first deed
          of  trust  on  a  portion   of  the
          Menifee  Ranch  property,  interest
          accrues at Manufacturers Bank prime
          rate plus 1.75% (10% at  August 31,
          1996)     payable     in    monthly
          installments.     The   outstanding
          principal was due October  1, 1993,
          therefore   the   Partnership    is
          currently in default (see below).         2,500,000    2,500,000

          Note payable, secured by first deed
          of trust on  a portion of  the Deer
          Springs  property  bearing interest
          at 10%. Principal and  interest was
          payable  in quarterly  installments
          of  approximately   $35,000.    All
          principal and accrued unpaid interest
          was due on January 30, 1999. This
          note, however was paid

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

                                                  August 31,  November 30,
                                                     1996         1995
                                                  =========   ===========
          through  a  trustee's   foreclosure
          sale in April, 1996.                         ---      973,000

          Note payable, secured by first deed
          of trust on the balance of the Deer
          Springs  Estates  property, bearing
          interest    at    10%.    Effective
          November,  1993  and  each  quarter
          thereafter,  interest  payments  of
          $10,000 were required.  The balance
          otherwise  due  under the  note was
          added  to principal  and thereafter
          was  sched-uled  to  bear  interest
          like principal until maturity on
          August  10, 1997. This note, however
          was paid through a trustee's fore-
          closure sale in April, 1996.                  ---     859,000

          Note payable, secured by first deed
          of trust on a portion of the Rancon
          Business  Center property,  bearing
          interest at  the extension interest
          rate  of  13.75%.   The Partnership
          exercised  one  of  its  one-  year
          extensions   by   paying   the   2%
          extension   fee.     Interest   was
          payable in  monthly installments of
          $4,583.  The outstanding  principal
          was  due in November, 1995, but was
          not paid. The lender  foreclosed on
          this loan in January, 1996.                   ---     400,000

          Note payable, secured by first deed
          of trust on a portion of the Rancon
          Business  Center property,  bearing
          interest  at  13%.    Interest  was
          payable in  monthly installments of
          $4,333.   The outstanding principal
          was due in May, 1996. Additionally,
          the loan agreements provided the
          borrower with the right to exercise
          two (2) one-year extensions, with
          extention interest period to equal
          the then-current prime rate as

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

                                                  August 31,  November 30,
                                                     1996         1995

          published   in   The  Wall   Street
          Journal  plus  6%.     The   lender
          foreclosed on this loan in January, 1996.       ---     400,000
                                                   ----------  ----------
             TOTAL                                $10,302,000 $12,934,000
                                                   ==========  ==========

          Due to various considerations, including the Partnership's economic condition and the decline in property values in Southern California, as indicated in the independent appraisals obtained by the Partnership in 1995, the General Partner made the decision to discontinue debt service payments on all of the Partnership's notes payable as is further discussed below.

          With approval of the bankruptcy court in connection with the proposed plan of reorganization, the holders of the note payable secured by a first deed of trust on the StoneRidge II property agreed to modify the terms of the note to provide for: (i) the maturity date to be extended to December, 2000; (ii) a restructure of all payments under the note, allowing quarterly interest payments of $75,000 during 1995, and approximately $93,000 in 1996 through 2000 and (iii) the interest rate to be reduced commencing January 1, 1996 from 10% to a variable rate based on the prime rate plus 2%, but not less than 8%. In consideration of such accommodation, the Partnership converted the note to a shared appreciation mortgage whereby the note holders will receive 20% of all sales proceeds in excess of their note balance and mandatory principal reductions upon the occurrence of specific events. The quarterly interest payment last made by the Partnership was December 31, 1994. The General Partner will explore a suitable work-out agreement with the holders of the note.

          In fiscal year 1993, the note payable secured by first deed of trust on the Rancon Center Otay Mesa property was amended as

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

          follows: (A) A portion of the property consisting of approximately 40 acres will be listed for sale. The proceeds from such sale will first be applied to pay any and all accrued interest on the note; and thereafter the net sales proceeds will be divided equally between the Partnership and the holder of the note. The portion received by the holder will be applied to reduce principal balance of the note. (B) In lieu of the full amount of monthly interest due under the note at the rate of 10%, for the months of January, 1992 through December, 1994, payment of one-half will be accepted and the remainder deferred, with interest. In October, 1994, the note was again amended to: (i) extend the maturity date to January 2, 2000 and (ii) reduce the interest rate from 10% to 5% from January, 1994 to December, 1995. The Partnership ceased making the monthly interest payments effective with the February 1, 1995 payment. The holders of the note have agreed in theory to accepting a deed-in-lieu of foreclosure on the property. Such transfer is expected to occur prior to the end of fiscal year ending November 30, 1996.

          In September, 1993, the principal balance of the note secured by the Rancon Center Otay Mesa property was reduced on the Partnership's books by approximately $3,345,000 based on preliminary studies of useable acreage determined by the County of San Diego (see Note 3). The Partnership believes that such adjustment was provided for in the note agreement, however, the note holders are not in agreement. Final action by the County is expected in 1996, at which time there may be further adjustments to the principal balance of the note based on the County's final determination of usable acreage and the Partnership's ongoing negotiations with the note holder.

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

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

          Effective with the payment due April 30, 1995, the Partnership ceased making the quarterly interest payments on the $973,000 loan secured by a portion of the Deer Springs Estates property. The General Partner attempted to negotiate a deed-in-lieu of foreclosure with the holders of the note, however, such negotiations were unsuccessful and the lender foreclosed on the property in April, 1996.

          On July 22, 1993, the note payable secured by a first deed of trust on the balance of the Deer Springs Estates property was amended as follows: (A) In lieu of the full amount of quarterly interest at 10% due under the note, beginning November, 1993 and each quarter thereafter, payment of $10,000 will be made. The balance otherwise due under the note was to be added to principal and thereafter bear interest like principal until August 10, 1997. (B) The Partnership placed $150,000 in a certificate of deposit (see Note 3) which was to be used on August 10, 1995 to make a principal reduction payment. (C) The due date was extended to August 10, 1997. Effective May 1, 1995, the Partnership ceased making the quarterly payments due under this note. The General Partner and the holders of the note could not reach an agreement on the terms of a deed-in-lieu of foreclosure on the property and the distribution of the $150,000 certificate of deposit. The certificate of deposit was released to the holders of the note in October, 1995. A foreclosure sale was held in April, 1996.

          Effective July 1, 1995, the Partnership ceased making the required monthly interest payments on the two loans secured by portions of RBC. The General Partner attempted to negotiate a deed-in-lieu of foreclosure with the holders of the notes. Such negotiations were unsuccessful and foreclosure sales were held in January, 1996, resulting in a gain to the Partnership of $572,000.

          The scheduled aggregate annual principal payments of notes payable for the fiscal periods subsequent to August 31, 1996 are as follows:

                1996                                        $ 2,500,000
                1997                                               ---
                1998                                               ---
                1999                                               ---
                2000                                          7,802,000
                                                            -----------
                TOTAL                                       $10,302,000
                                                            ===========

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

          Note 5.   PARTNERS' EQUITY (DEFICIT)

          The Partnership Agreement provided for the offer and sale of up to 160,000 limited partnership units. On December 31, 1991 the Partnership ended its final offering of limited partnership units with a total 125,615 limited partnership units sold. During the year ended November 30, 1992, 67 limited partnership units were repurchased and retired by the Partnership and during fiscal year ended November 30, 1994 an additional 12 limited partnership units were repurchased and retired in association with the purchase of interests previously held by William Pascoe (see Note
          1). During the fiscal year ended November 30, 1995, and the nine months ended August 31, 1996, 9,365 units and 19,246 units, respectively, were abandoned as a result of partners desiring to no longer receive Partnership K-1's and to give them the ability to write off investments for income tax purposes. The equity (deficit) of the abandoned units was allocated to the remaining outstanding units. As of August 31, 1996 and November 30, 1995, limited partnership units issued and outstanding were 96,925 and 116,171, respectively.

          Note 6.   RELATED PARTY TRANSACTIONS

          Reimbursable Expenses and Management Fee to Sponsor - The Partnership Agreement provides for payment to the Sponsor of fees related to services rendered in connection with property management. As the Partnership's operating properties were sold during 1993, no such fees were incurred during the nine months ended August 31, 1996 and 1995.

          The Partnership Agreement also provides for the reimbursement of actual costs incurred by the Sponsor in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Effective January 1, 1995, these services are being provided by Glenborough as described in
          Note 1. Reimbursable costs incurred by the Partnership totaled $65,000 for December, 1994.

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

                             RANCON DEVELOPMENT FUND VI,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes To Consolidated Financial Statements

                                   August 31, 1996
                                     (Unaudited)

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

          The General Partner has continually attempted to pursue its business plan of reducing obligations and restructuring debt. For example: (i) in fiscal 1992 it was determined that the debt on approximately 154 acres of property in Menifee, California greatly exceeded the value of the property, and a decision was made to transfer the property back to the creditors in exchange for a forgiveness of the balance of the indebtedness (see Note
          4); (ii) in fiscal 1993 and 1994 the loan secured by a first deed of trust on the Rancon Center Otay Mesa property was amended, first in 1993 to reduce the outstanding principal balance of the note then in 1994 to extend the maturity date and reduce the interest rate for a two year period; and (iii) in fiscal 1995, the General Partner attempted to negotiate deed-in-lieu of foreclosures for various notes.

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

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Conditions and Results of Operations.

          LIQUIDITY AND CAPITAL RESOURCES

          GENERAL

          In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough, for approximately $4,466,000 and the assumption of $1,715,000 of RFC's debt, the contract to perform the rights and responsibilities under RFC's agreement with the Partnership, eight other related partnerships and third parties (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement became effective January 1, 1995. Glenborough is not an affiliate of RFC.

          RFC entered into the transaction with Glenborough described above, when it was determined that they would sell that portion of its business relating to investor relations services, property management services and asset management services. Those services are now rendered to the Partnership and eight other related partnerships and third parties by Glenborough.

          Subject to the execution of the StoneRidge I settlement agreement and the April, 1996 Deer Springs Estates foreclosure sales (see Notes 1 and 3 of Notes to Consolidated Financial Statements), as of August 31, 1996, the Partnership owned title to the following four properties: StoneRidge II, Rancon Center Otay Mesa, Rancon Business Center (RBC) and Menifee Ranch (see Note 3 of Notes to Consolidated Financial Statements). Five parcels in Rancon Business Center's Area II were disposed of in foreclosure sales in January, 1996 (see Note 3 of Notes to Consolidated Financial Statements).

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

          The Partnership terminated its offering of Units on December 31, 1991 with net proceeds from its offerings of Units of approximately $111,112,000. As a result of various circumstances, the Partnership's net proceeds from its offerings were less than had been anticipated by the General Partner. As of August 31, 1996 the Partnership had cash reserves of $82,000 and the remainder of the Partnership's assets consist primarily of investments in land with a book value totaling $6,278,000.

          As of August 31, 1996 the Partnership had a balance of unpaid mortgage indebtedness in the amount of $10,302,000. In order to continue to preserve its cash position, the Partnership found it necessary to discontinue the monthly and quarterly debt service payments on all of its notes payable as of February 1, 1995. The Partnership continues to negotiate with the note holders to accept deeds-in-lieu of foreclosure.

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

          On February 19, 1993, an adversary complaint was filed with the bankruptcy court against SSRLP to determine the nature and extent of SSRLP's interest in StoneRidge I and the debt associated with such property (the "Adversary Proceeding"). On November 8, 1995, the U.S. Trustee issued an Order of Dismissal on SSRLP's bankruptcy case, however, the Bankruptcy Court retained jurisdiction over the Adversary Proceeding. The parties to the Adversary Proceeding have reached a settlement agreement which provided that SSRLP: (a) eliminate its note payable in the amount of $8,425,000 recorded on the Partnership's books as of November 30, 1992 and (b) convey its fee ownership in approximately 47 acres of "out parcels" located within or adjacent to the property that will be retained by the plaintiff in the Adversary Proceeding. In return, the plaintiff in the Adversary Proceeding signed a $546,000 note in favor of SSRLP secured by land in StoneRidge I (see Note 1 of Notes to Consolidated Financial Statements). As part of the agreement, the $1,350,000 deposited with the Nuview School District by the Partnership as prepayment of property tax assessments ("School Credits") remained as assets of the Partnership. On August 1, 1996, the Partnership sold the promissory note and School Credits to an unaffiliated partnership for $300,000. The $300,000 selling price is currently reflected as a note receivable on the Partnership's balance sheet.

          The note payable secured by a portion of the Menifee Ranch property in the amount of $2,500,000 was due in October, 1993. While attempting to renegotiate the terms of such note, the Partnership continued to make monthly interest payments through January 1, 1995. The Partnership discontinued making the monthly interest payments beginning February 1, 1995. On March 23, 1995 the Partnership, Rancon Financial Corporation, Rancon Development Partners VI, L.P. and Daniel L. Stephenson (DLS) were served with a Summons and Complaint by CASC Corp., the holders of the note payable secured by a portion of Menifee Ranch, for Breach of Promissory Note and for Breach of Guaranty by DLS. CASC Corp. seeks a judicial foreclosure for payment of the $2,500,000 note, accrued interest and other fees and costs associated with the foreclosure. Management is currently attempting to negotiate a deed-in-lieu of foreclosure on this property as well as aggressively marketing the property for immediate sale.

          During fiscal year 1995, the Partnership was released from one of its obligations related to subdivision improvements at the RBC project, thus the $200,000 certificate of deposit held as collateral and reflected as pledged cash at November 30, 1994 was released. In addition, the certificate of deposit held pursuant to the terms of one of the notes payable which is secured by a first deed of trust on a portion of the Deer Springs Estate property was released during fiscal year 1995 to make a principal reduction payment (see Note 4).

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

          RESULTS OF OPERATIONS

          From the inception of the Partnership through August 31, 1996, the Partnership's gross income consisted primarily of gains from the sale or foreclosure of its properties, rental income and interest earned on the temporary investment of net proceeds pending their commitment to the Partnership's obligations. As the Partnership's only two operating properties were sold during 1993 and substantially all offering and sale proceeds have been invested in property or used for working capital, neither rental nor interest income is significant in the nine months ended August 31, 1996 and 1995.

          Expenses

          Property taxes were $874,000 and $1,033,000, respectively, for the nine months ended August 31, 1996 and 1995. The decrease is primarily a result of the dispositions of RBC, StoneRidge I "out-parcels", and Deer Spring Estates in fiscal year 1996.

          Interest expense also decreased $195,000 (28%) and $149,000 (59%) during the nine and three months ended August 31, 1996 compared to the nine and three months ended August 31, 1995, respectively. These decreases are also a direct result of the dispositions of RBC, Stoneridge I "out parcels" and Deer Springs Estates.

          Administrative expense is comprised of the following for the nine months ended August 31:

                                                        1996      1995
          Partnership administration services       $ 475,000   $ 481,000
          Legal services                               50,000      85,000
          Accounting services                          22,000     159,000
          Investor relations                           24,000      68,000
          Consulting and management services              ---      69,000
          Other                                         1,000       3,000
                                                    ---------   ---------
             Total                                  $ 572,000   $ 865,000
                                                    =========   =========

          Commencing January, 1994 through December, 1994, RFC provided the administration, legal and development services to the Partnership. Effective January 1, 1995, these services are being provided by Glenborough as further described in Note 1 of Notes to Consolidated Financial Statements.

          The decrease in legal expenses incurred during the nine months ended August 31, 1996 from the same period in 1995 is largely due to refunds of attorney fees related to the workout of plans for disposition of the Menifee Ranch and Deer Springs properties and the two properties in SSRLP.

          The  decreases   in  accounting  services,   investor  relations,
          consulting and management services, and miscellaneous other administrative expenses relate to management's intention to control expenses to only those needed for the continuation of the Partnership while management explores its liquidation options.

          During the nine months ended August 31, 1995, the Partnership wrote down $8,765,000 of property to estimated net realizable value. This was a reflection of the decline in property values as established by independent appraisals.

          Revenue

          Interest income decreased by $37,000 (86%) and $11,000 (92%) during the nine and three months ended August 31, 1996 and 1995, respectively, due to the Partnership's declining average cash balances.

          Miscellaneous income recognized in fiscal year 1996 primarily represents the income from the August 1, 1996 sale of a promissory note and School Credits to an unaffiliated partnership in excess of the carrying value of these assets. See Liquidity and Capital Resources for a description of the sale.

          PART II.  OTHER INFORMATION


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


          Date: October 14, 1996           RANCON DEVELOPMENT FUND VI,
                                           a California Limited Partnership
                                           (Registrant)

                                           By: Rancon Development Partners VI
                                               General Partner




          Date: October 14, 1996           By: /s/ DANIEL L. STEPHENSON
                                               Daniel L. Stephenson,
                                               Director, President, Chief
                                               Executive Officer and
                                               Chief Financial Officer of
                                               Rancon Financial Corporation,
                                               General Partner